Form 10QSB
period 1996-09-30
ORGANIC SOLUTIONS INC
filed 1996-11-14
CIK 799318

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 1996

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.
              For the transition period from __________ to __________
                          Commission file number 33-8104/0-25892


                            ORGANIC SOLUTIONS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)


             DELAWARE                                  74-2423728
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

                         8023 VANTAGE DRIVE, SUITE 600
                            SAN ANTONIO, TEXAS 78230
                    (address of principal executive offices)

                                  210-340-4642
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----    -----


State the number of shares outstanding of each of the issuer's classes of common stock as of October 27, 1996

                                   14,473,638

Transitional Small Business Disclosure Format
         Yes       No   X
            -----     -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            ORGANIC SOLUTIONS, INC.
                                 AND SUBSIDIARY
                                 BALANCE SHEET
                                  (UNAUDITED)


ASSETS                                                       September 30, 1996
CURRENT ASSETS
Cash                                                            $    49,600
Inventory                                                           301,400
Accounts Receivable
         Trade                                                       30,900
         Officers                                                    26,500
                                                                -----------
                                                                    408,400

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $58,500 at September 30, 1996                1,434,700

OTHER ASSETS
Deposits                                                             13,200

                                                                -----------
                                                                $ 1,856,300
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
         Trade                                                  $   499,000
         Officers and shareholders                                   11,700
Accrued Expenses                                                    306,200
Note Payable to shareholders                                      1,024,800
                                                                -----------
                                                                  1,841,700

Capital Lease Obligation                                            398,000

STOCKHOLDERS' EQUITY
Common Stock, par value $.001 per share:
     authorized 200,000,000 shares, issued
     14,473,638 at September 30, 1996                                14,500
Additional Paid-in Capital                                        9,210,000
Unearned Compensation                                            (  612,500)
Retained Deficit                                                 (8,995,400)
                                                                -----------
                                                                 (  383,400)
                                                                -----------
                                                                $ 1,856,300
                                                                ===========


See accompanying notes.

                            ORGANIC SOLUTIONS, INC.
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                     Quarter                    Quarter
                                                                                      Ended                      Ended
                                                                               September 30, 1996         September 30, 1995
REVENUES                                                                           $  80,900                     4,650

COSTS OF GOODS SOLD                                                                   68,000                     1,850
                                                                                   ---------                ----------
GROSS PROFIT                                                                          12,900                     2,850

EXPENSES
Advertising                                                                           70,000                   152,300
Sales and Marketing                                                                   90,900                   200,350
General and Administrative                                                           650,900                   352,500
   Depreciation and Amortization                                                      32,700                     2,800
                                                                                   ---------                ----------
                                                                                     844,500                   707,950

NET LOSS                                                                           $(831,600)                 (705,100)
                                                                                   =========                 =========
NET LOSS PER SHARE                                                                 $   (0.06)                $   (0.05)
                                                                                   =========                 =========

See accompanying notes.

                            ORGANIC SOLUTIONS, INC.
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Quarter                Quarter
                                                                                     Ended                  Ended
                                                                               September 30, 1996     September 30, 1995
OPERATING ACTIVITIES
Net Loss                                                                           $(831,600)              (705,100)
Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                                 32,700                  2,800
        Amortization of Employee Stock Grants                                        187,500
        (Increase) Decrease in inventory                                              (3,300)                24,800
        (Increase) Decrease in accounts receivable                                   (24,000)               194,400
        (Increase) in Prepaid Expenses                                                                     (296,200)
        Increase (Decrease) in Accounts Payable                                       47,300                (85,900)
        Increase in Accrued Expenses                                                  87,300                 75,100
                                                                                   ---------              ---------
                                                                                     327,500                (85,000)
                                                                                   ---------              ---------
Net (decrease) in cash due to
     operating activities                                                           (506,300)              (790,100)

INVESTING ACTIVITIES
Purchase of property and equipment, net of returns                                     5,800               (125,550)
Organization costs/Deposits                                                            3,400                (34,000)
                                                                                   ---------              ---------
Net cash used in investing activities                                                  9,200               (159,550)

FINANCING ACTIVITIES
Decrease in capital lease obligation                                                  (4,500)                    --
Sale of shares of subsidiary                                                          50,000                     --
Borrowings under notes payable to stockholders                                       474,900                775,000
                                                                                   ---------              ---------
Net increase in cash due to
     financing activities                                                            520,400                775,000
                                                                                   ---------              ---------
Net increase (decrease) in cash                                                       25,500               (174,650)

Cash at beginning of period                                                           24,100                211,300
                                                                                   ---------              ---------
Cash at end of period                                                              $  49,600              $  36,750
                                                                                                          =========

See accompanying notes.

Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

         Revenues for the quarter ended September 30, 1996 (the "1996
Quarter"), were $80,900, $76,250 more than the $4,650 reported for the quarter ended September 30, 1995 (the "1995 Quarter"). Revenues for the 1996 Quarter were largely generated by the initial operations of the Company's NutraFeed,Inc. subsidiary ("NutraFeed"). Increases in production are anticipated during the remainder of the fiscal year. Sales of the Company's organic insecticide products increased $11,850 from the 1995 Quarter. Sales during the 1995 Quarter largely represent follow-up sales to directly to retail customers.

         Advertising expenses of $70,000 for the 1996 Quarter decreased $82,300 from the $152,300 reported for the 1995 Quarter. Expenses for the 1996 Quarter can be chiefly attributed to expenses relating to the Company's participation in the National Hardware Show in Chicago in August 1996. Expenses for the 1995 Quarter were associated with the development of the Company's overall marketing campaign as well as some television production expense.

         Sales and marketing expenses of $90,900 for the 1996 Quarter, decreased $109,450 from the $203,500 reported for 1995 Quarter. A great deal of the expense for the 1996 Quarter can be attributed to costs associated with initial sales calls, many of which were developed at the National Hardware Show. A portion of the decrease is due to the reclassification of expenses associated with the NutraFeed operation to General and Administrative Expenses.

         General and administrative expense of $650,900 for the 1996 Quarter, increased $298,400 from the $352,500 reported for the 1995 Quarter. The increases are attributable, primarily, to the amortization of expenses associated with employee stock grants and the reclassification of NutraFeed expenses discussed above.

         Depreciation increase $29,900 from the same period of the prior year. This increase is attributable to commencement of production at NutraFeed.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the process of a private placement of NutraFeed, Inc. securities. The private placement would involve the sale of both previously unissued shares of common stock from NutraFeed's authorized, but unissued shares and from the Company's holdings of NutraFeed common stock. Proceeds from the sale of NutraFeed's previously unissued shares would be used to provide working capital, purchase additional equipment at the Claremont location, finance additional NutraFeed operations and repay the Company amounts advanced to NutraFeed over the past year. Existing loans from shareholders may also be converted to equity. Proceeds from the Company's holdings of NutraFeed common stock along with proceeds from the repayment of amounts advanced to NutraFeed would be utilized for working capital purposes as well as anticipated advertising and promotional expenses associated with the roll out of the insecticide product line to mass merchandisers.

         Additionally, the Company is exploring other fund raising alternatives.

         Based on the infusion of capital through the private placements, the Company believes it will be able to adequately meet its anticipated short-term requirements for working capital, advertising and marketing expenditures and capital expenditures. However, if the Company is unsuccessful in implementing its business plan or in raising additional capital, the Company could, in the worst case, be forced to cease operations.

PART II
ITEM 1.  LEGAL PROCEEDINGS

         In 1995, the Company entered into an agreement with U.S. Mexico
Trade, Inc. ("USMT") whereby USMT was to assist the Company in establishing business operations in Mexico. The Company filed suit to recover fees of $29,000 paid to USMT alleging breach of contract. USMT has filed a counterclaim alleging it is due unpaid fees, lost profits, and exemplary damages totaling $5,300,000. The Company and its legal counsel believe the counterclaim is without merit, and the Company intends to defend the case vigorously. Although the ultimate outcome of this counterclaim cannot presently be determined, the Company does not believe the counterclaim will have a material adverse effect on the Company's financial position or results of operation.

         In the normal course of business, the Company is named in various legal actions in addition to those discussed above. Although the ultimate outcome of these actions cannot be determined, the Company does not believe these actions will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES
    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

ITEM 5.  OTHER INFORMATION
       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a.       Exhibits

         *3.1 Certified copy of Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on November 11, 1994.

         *3.2 By-laws adopted by shareholders on October 26, 1994. Incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on November 11, 1994.

         27.     Financial Data Schedule

*        Previously Filed

b.       Report on Form 8-K

         No reports on Form 8-K were during the quarter.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORGANIC SOLUTIONS, INC.
                                        (Registrant)





Date:  November 13, 1996                /s/  John L. Sharp
                                        ------------------
                                        John L. Sharp
                                        Principal Accounting Officer

                                   Exhibits

         *3.1 Certified copy of Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on November 11, 1994.

         *3.2 By-laws adopted by shareholders on October 26, 1994. Incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on November 11, 1994.

         27.     Financial Data Schedule

*        Previously Filed