Form 10QSB
period 1996-12-31
ORGANIC SOLUTIONS INC
filed 1997-02-19
CIK 799318

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended December 31, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from __________ to __________

                    Commission file number 33-8104/ 0-25892


                            ORGANIC SOLUTIONS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)


         DELAWARE                                             74-2423728
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                         6391 DE ZAVALA RD., SUITE 202
                            SAN ANTONIO, TEXAS 78249
                    (address of principal executive offices)

                                  210-694-0152
                (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of February 14, 1997

                   15,410,305 COMMON EQUITY, $0.001 PAR VALUE

Transitional Small Business Disclosure Format

         Yes      No  X
             ---     ---

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            ORGANIC SOLUTIONS, INC.
                                 AND SUBSIDIARY
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                December 31, 1996
ASSETS
CURRENT ASSETS
Cash                                                               $      9,500
Inventory                                                               331,500
Accounts Receivable
  Trade                                                                  45,400
  Officers                                                               26,500
                                                                   ------------
                                                                        412,900

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $91,200                                               1,402,000


OTHER ASSETS
Deposits                                                                 10,200

                                                                   ------------

                                                                   $  1,825,100
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
    Trade                                                          $    516,600
    Officers and shareholders                                            11,800
Bank Overdrafts                                                         193,900
Accrued Expenses                                                        341,500
Notes Payable to Shareholders                                         1,133,100
                                                                   ------------
                                                                      2,196,900

Capital Lease Obligation                                                398,000

STOCKHOLDERS' EQUITY
Common Stock, par value $.001 per share:
 authorized 200,000,000 shares,
 issued 14,660,305 shares                                                14,700
Additional Paid-in Capital                                            9,421,500
Retained Deficit                                                    (10,206,000)
                                                                   ------------
                                                                       (769,800)
                                                                   ------------
                                                                   $  1,825,100
                                                                   ============

See accompanying notes.

                            ORGANIC SOLUTIONS, INC.
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          Quarter        Quarter      Six Months      Six Months
                                           Ended          Ended          Ended          Ended
                                        December 31,   December 31,   December 31,   December 31,
                                           1996           1995           1996           1995
REVENUES                                $   132,300    $     8,500    $   213,200    $    13,150

COSTS OF GOODS SOLD                         128,300          4,000        196,300          5,850
                                        -----------    -----------    -----------    -----------

GROSS PROFIT                                  4,000          4,500         16,900          7,300

EXPENSES
Advertising                                   8,800         39,000         78,900        191,300
Sales and Marketing                          46,200        218,750        137,100        419,100
General and Administrative                  514,300        465,900        977,700        818,300
Depreciation and Amortization                32,700          2,800         65,300          5,700
Litigation Settlement                                     (321,600)                     (321,600)
Amortization of Employee Stock Grants       612,500                       800,000
                                        -----------    -----------    -----------    -----------
                                          1,214,500        404,850      2,059,000      1,112,800
                                        -----------    -----------    -----------    -----------
NET LOSS                                $(1,210,500)   $  (400,350)   $(2,042,100)   $(1,105,500)


NET LOSS PER SHARE                      $     (0.08)   $     (0.03)   $     (0.14)   $     (0.08)
                                        ===========    ===========    ===========    ===========

See accompanying notes.

                            ORGANIC SOLUTIONS, INC.
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                Quarter        Quarter        Six Months      Six Months
                                                 Ended          Ended           Ended            Ended
                                             December 31,    December 31,    December 31,    December 31,
                                                 1996            1995            1996            1995
OPERATING ACTIVITIES
Net Loss                                     $ (1,210,500)   $   (400,350)   $ (2,042,100)     (1,105,500)
Adjustments to reconcile net loss to
 net cash used in operating activities:
     Litigation Settlement                           --          (321,600)           --          (321,600)
     Amortization of Employee Stock
     Grants                                       612,500            --           800,000            --
     Depreciation and amortization                 32,700           2,800          65,300           5,700
     (Increase) Decrease in inventory             (30,100)       (125,700)        (33,400)       (100,850)
     (Increase) Decrease in accounts
      receivable                                  (14,600)        (15,600)        (38,600)        178,800
     (Increase) Decrease in prepaid
      expenses                                       --            (1,750)           --          (297,950)
     Increase in Bank Overdraft                   193,900            --           193,900            --
     Increase (Decrease)in accounts
     payable                                       17,700        (146,150)         65,000        (232,100)
     Increase (Decrease) in accrued
      expenses                                     32,800           8,600         120,200          83,750
                                             ------------    ------------    ------------    ------------
                                                  844,900        (599,400)      1,172,700        (684,250)
                                             ------------    ------------    ------------    ------------
Net cash used in  operating activities           (365,600)       (999,750)       (869,700)     (1,789,750)

INVESTING ACTIVITIES
Purchase of property and equipment, net of
returns                                                          (810,150)          5,800        (835,700)
Refund of Deposit                                   3,000                           6,400
Organization costs                                                (10,450)                        (44,450)
                                             ------------    ------------    ------------    ------------
Net cash used in investing activities               3,000        (820,600)         12,200        (880,150)

FINANCING ACTIVITIES
Increase (Decrease) in Notes payable to
stockholders                                      108,300      (1,300,000)        583,200        (525,000)
Increase (Decrease) in Capital Lease
Obligation                                                        404,500          (4,500)        404,500
Sale of Shares of Subsidiary                       27,500                          77,500
Issuance of Common Stock                          186,700       4,500,000         186,700       4,500,000
                                             ------------    ------------    ------------    ------------
Net cash provided by financing activities         322,500       3,604,500         842,900       4,379,500
                                             ------------    ------------    ------------    ------------
Net increase (decrease) in cash                   (40,100)      1,784,150         (14,600)      1,709,600

Cash at beginning of period                        49,600          36,750          24,100         211,300
                                             ------------    ------------    ------------    ------------

Cash at end of period                        $      9,500    $  1,920,900    $      9,500    $  1,920,900
                                             ============    ============    ============    ============

See accompanying notes.

Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

         Revenues for the quarter ended December 31, 1996 (the "1996 Quarter"), were $80,900, $76,250 more than that reported for the quarter ended December 31, 1995 (the "1995 Quarter"). Revenues for the 1996 Quarter were largely generated by the initial operations of the Company's NutraFeed, Inc. subsidiary ("NutraFeed"). The NutraFeed facility began production in the first fiscal quarter. Increases in production are anticipated during the remainder of the fiscal year. Sales of the Company's organic insecticide products increased by $7,100 over the 1995 Quarter. Gross profit for the 1996 Quarter declined due to the small margins currently being realized by NutraFeed.

         Revenues for the six months ended December 31, 1996 (the "1996 YTD"), were $213,200, $200,050 more than that reported for the six months ended December 31, 1995 (the "1995 YTD"). Revenues for the 1996 YTD were largely generated by the initial operations of NutraFeed. Sales of the Company's organic insecticide products during the 1996 YTD increased by $18.950 over the same period of the prior year. Gross profit for the 1996 YTD declined due to the small margins currently being obtained by NutraFeed.

         Advertising expenses of $8,800 for the 1996 Quarter decreased $30,100 from that reported for the 1995 Quarter. The decrease in expenses for the 1996 Quarter can be chiefly attributed to the seasonal nature of the organic insecticide products. Expenses for the 1995 Quarter were associated with the development of the Company's overall marketing campaign as well as some television production expense.

         Advertising expenses of $78,900 for the 1996 YTD decreased $112,400 from that reported for the 1995 YTD. The expense for 1996 YTD are chiefly costs relating to the Company's participation in the National Hardware Show in Chicago in August 1996. Expenses for the 1995 YTD were associated with the development of the Company's overall marketing campaign as well as some television production expense.

         Sales and marketing expenses of $46,200 for the 1996 Quarter, decreased $172,550 from that reported for 1995 Quarter. A large portion of the expense for the 1996 Quarter can be attributed to efforts expended on continued sales calls, many of which were developed at the National Hardware Show. A portion of the decrease is due to the reclassification of expenses associated with the NutraFeed operation to General and Administrative Expenses.

         Sales and marketing expenses of $137,100 for the 1996 YTD, decreased $282,000 from that reported for 1995 YTD. A large portion of the expense for the 1996 YTD can be attributed to efforts expended on continued sales calls, many of which were developed at the National Hardware Show. A portion of the decrease is due to the reclassification of expenses associated with the NutraFeed operation to General and Administrative Expenses.

         General and administrative expense of $514,300 for the 1996 Quarter, increased $48,400 from that reported for the 1995 Quarter. General and administrative expense of $977,700 for the 1996 YTD, increased $159,400 from that reported for the 1995 YTD. The increases are attributable, primarily, the reclassification of NutraFeed expenses discussed above. Excluding the impact of the NutraFeed expense reclassification, General and Administrative Expense declined $113,800 for the 1996 Quarter and $204,400 for the 1996 YTD.

         During the 1995 Quarter, the Company entered into a settlement agreement with Organic Plus, Inc. relating to their then pending litigation. As a part of this settlement, the Company's payable of $321,600 to Organic Plus, Inc. was canceled. Additionally, Organic Plus, Inc. agreed to pay the Company up to $100,000 at a point in the future. The Company has elected not to recognize payment from Organic Plus, Inc. until they are actually received.

         During December 1996, the Company's Board of Directors elected to modify the existing stock grant program by imediately vesting all of the remaining unvested stock grants. The stock grants, which were granted to the employees of the Company in February 1996, were originally scheduled to vest in May 1997 and May 1998. As a result of this action, the Company recognized charges against earnings of $612,500 for the 1996 Quarter and $800,000 for the 1996 YTD.

         Depreciation increased $29,900 from the corresponding quarter of the prior year and $59,600 from the corresponding six month period of the prior year. This increase is attributable to commencement of production at NutraFeed..

LIQUIDITY AND CAPITAL RESOURCES

         Subsequent to December 31, 1996, the Company sold, in a private placement 750,000 shares of the Company's common stock for approximately $750,000. The shares, which were issued pursuitant to Regulation S of the Securities Act of 1933, were sold to overseas investors. These funds are to be part of a larger fund raising program which the Company hopes to conclude during the current fiscal quarter.

         Additionally, the Company is in the process of privately placing NutraFeed, Inc. securities. This private placement, if successfully consumated, would include a partial sale of the Company's holdings of NutraFeed common stock. Proceeds from this private placement would be used, in part, to provide working capital, purchase additional equipment at the Claremont location, finance additional NutraFeed operations and to repay the Company amounts advanced to NutraFeed over the past year.

         Additionally, the Company is exploring other fund raising alternatives.

         Based on the infusion of capital through the private placements, the Company believes it will be able to adequately meet its anticipated short-term requirements for working capital, promotional expenditures and capital expenditures. However, if the Company is unsuccessful in implementing its planned business operations or in raising additional capital, the Company could, in the worst case, be forced to cease operations.

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

         In the normal course of business, the Company is named in various legal actions in addition to those discussed above. Although the ultimate outcome of these actions cannot be determined, the Company's management does not believe these actions will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES
    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     3.1 Certified copy of Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on November 11, 1994.

     3.2   By-laws adopted by shareholders on October 26, 1994.
           Incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on November 11, 1994.

    27.    Financial Data Schedule

b.       Reports on Form 8-K
         None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ORGANIC SOLUTIONS, INC.
                                           (Registrant)




Date: February 19, 1997                    /s/ John L. Sharp
      -----------------                    ------------------------
                                           John L. Sharp
                                           Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  3.1            Certified copy of Certificate of Amendment of Certificate of
                 Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on November 11, 1994.

  3.2            By-laws adopted by shareholders on October 26, 1994.
                 Incorporated by reference to Exhibit 3.1 to the Company's report on Form 8-K filed on November 11, 1994.

 27.             Financial Data Schedule