Form 10QSB
period 1997-03-31
ORGANIC SOLUTIONS INC
filed 1997-05-20
CIK 799318

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 1997

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

           For the transition period from __________ to __________
                   Commission file number 33-8104/ 0-25892


                            ORGANIC SOLUTIONS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)


           DELAWARE                                       74-2423728
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of May 15, 1997

                  15,105,638 COMMON EQUITY, $0.001 PAR VALUE

Transitional Small Business Disclosure Format
         Yes     No   X
             ---     ---

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                            ORGANIC SOLUTIONS, INC.
                                AND SUBSIDIARIES
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                    March 31, 1997
ASSETS
CURRENT ASSETS
Cash                                                 $     14,600
Inventory                                                 330,400
Accounts Receivable                                       127,600
                                                     ------------
                                                          472,600


PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $123,800                                1,385,300

OTHER ASSETS
Deposits                                                   11,500

                                                     ------------
                                                     $  1,869,400
                                                     ============



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable
                Trade                                $    459,600
                Officers and shareholders                  10,800
Accrued Expenses                                          271,000
Note Payable to shareholders                            1,168,400
                                                     ------------
                                                        1,909,800

Long-Term Note Payable                                    363,600

STOCKHOLDERS' EQUITY
Common Stock, par value $.001 per share:
     authorized 200,000,000 shares,
     issued 15,105,638 shares                              15,100
Additional Paid-in Capital                             10,093,500
Retained Deficit                                      (10,512,000)
                                                     ------------
                                                         (403,400)
                                                     ------------
                                                     $  1,869,400
                                                     ============


See accompanying notes.

                            ORGANIC SOLUTIONS, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                            Nine                Nine
                                     Quarter            Quarter             Months              Months
                                      Ended              Ended              Ended               Ended
                                     March 31,          March 31,          March 31,           March 31,
                                       1997               1996               1997                1996

REVENUES                        $       150,400    $       159,150    $       363,600    $       172,250

COSTS OF GOODS SOLD                     176,000             92,200            372,300             98,000
                                ---------------    ---------------    ---------------    ---------------

GROSS PROFIT                            (25,600)            66,950             (8,700)            74,250

EXPENSES
Advertising                              42,300             43,600            121,200            234,900
Sales and Marketing                      73,800            235,000            210,900            654,050
General and Administrative              481,300            459,500          2,259,000          1,277,850
Litigation Settlement                                                                           (321,600)
Depreciation and Amortization            32,700             81,250             98,000             86,950
                                ---------------    ---------------    ---------------    ---------------
                                        630,100            819,350          2,689,100          2,253,750
                                ---------------    ---------------    ---------------    ---------------
NET LOSS                        ($      655,700)   ($      752,400)   ($    2,697,800)   ($    2,179,500)
                                ===============    ===============    ===============    ===============


NET LOSS PER SHARE              ($         0.04)   ($         0.05)   ($         0.18)   ($         0.20)
                                ===============    ===============    ===============    ===============

See accompanying notes.

                            ORGANIC SOLUTIONS, INC.
                                AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            Nine               Nine
                                                   Quarter              Quarter             Months             Months
                                                    Ended                Ended              Ended              Ended
                                                March 31, 1997      March 31, 1996     March 31, 1997     March 31, 1996
OPERATING ACTIVITIES
Net Loss                                       ($  655,700)          ($  752,400)       ($2,697,800)       ($1,857,900)
Adjustments to reconcile net loss to
     net cash used in operating activities:
             Amortization of Employee Stock
             Grants                                                                         800,000
             Litigation Settlement                                                                            (321,600)
             Depreciation and amortization          32,700                81,250             98,000             86,950
             (Increase) Decrease in                  1,100                (6,450)           (32,300)          (107,300)
inventory
             (Increase) Decrease in accounts
                                                   (55,700)             (169,350)           (71,000)             9,450
                  receivable
             (Increase) Decrease in prepaid
                  expenses                                                    --                              (297,950)
             Increase  (Decrease) in
accounts                                           (58,000)              281,550              7,000             49,450
                  payable
             (Decrease) in Bank Overdraft         (193,900)
             Increase (Decrease) in accrued
                  expenses                         (70,500)              (69,100)            49,900             14,650

             Increase in Note Payable               35,300               100,000            612,900            100,000
                                               -----------           -----------        -----------        -----------
                                                  (309,000)              217,900          1,465,500           (466,350)
                                               -----------           -----------        -----------        -----------
Net cash used in  operating activities            (964,700)             (534,500)        (1,232,300)        (2,324,250)

INVESTING ACTIVITIES
Purchase of property and equipment                 (16,000)             (566,850)           (16,000)        (1,402,550)
Organization Costs                                                        (9,900)                              (53,550)
(Increase) Decrease in Deposits                      1,300                   800             (5,100)
                                               -----------           -----------        -----------        -----------
Net cash used in investing activities              (14,700)             (575,950)           (20,100)        (1,456,100)

FINANCING ACTIVITIES
(Increase) Decrease in Note Payable                (35,000)              502,800            (39,500)          (623,300)
Issuance of Common Stock                           655,900                                  842,600          4,500,000
Sale of Shares of Subsidiary                       363,600                                  440,800
                                               -----------           -----------        -----------        -----------
Net cash provided by financing activities          984,500              (502,800)         1,243,900          3,876,700
                                               -----------           -----------        -----------        -----------
Net increase (decrease) in cash                      5,100            (1,613,250)            (9,500)            96,350

Cash at beginning of period                          9,500             1,920,900             24,100            211,300
                                               -----------           -----------        -----------        -----------
Cash at end of period                          $    14,600           $   307,650        $    14,600        $   307,650
                                               ===========           ===========        ===========        ===========


See accompanying notes.

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

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND
ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

         Revenues for the quarter ended March 31, 1997 (the "1997 Quarter"), were $150,400, $8,750 less than that reported for the quarter ended March 31, 1996 (the "1996 Quarter"). Revenues for the 1997 Quarter were largely generated by the initial operations of the Company's NutraFeed, Inc. subsidiary ("NutraFeed"). The NutraFeed facility began production in the first fiscal quarter of fiscal 1997. Sales of the Company's organic insecticide products were negative for the 1997 Quarter due to the return of merchandise by a west coast distributor. Sales returns of approximately $73,300 were recorded by the Company; an amount of approximately $28,000 still remains in dispute with the customer. Revenues from the sales of the Company's organic insecticide products were approximately $32,700 for the 1997 Quarter, before the return of merchandise was recorded. Gross profit for the 1997 Quarter declined due the recording of the returned merchandise and the small margins being realized by NutraFeed.

         Revenues for the nine months of the fiscal year ended March 31, 1997 (the "1997 FYTD"), were $363,600, $191,350 more than that reported for the nine months ended March 31, 1996 (the "1996 FYTD"). The increase in revenues for the 1997 FYTD were largely generated by the initial operations of NutraFeed. Sales of the Company's organic insecticide products during the 1997 FYTD decreased over the same period of the prior year due to the returned merchandise discussed in the above paragraph. Gross profit for the 1997 FYTD declined due the recording of the returned merchandise and the small margins being realized by NutraFeed

         Advertising expenses of $42,300 for the 1997 Quarter decreased $1,300 from that reported for the 1996 Quarter. The decrease in expenses for the 1997 Quarter can chiefly be attributed to the lack of funds available to support an advertising campaign.

         Advertising expenses of $121,200 for the 1997 FYTD decreased $113,700 from that reported for the 1996 FYTD. The expenses for the 1997 FYTD are chiefly costs relating to the Company's participation in the National Hardware Show in Chicago in August 1996 and limited radio advertising in selected markets. Expenses for the 1996 FYTD were primarily due to costs related to the development of the Company's overall marketing campaign as well as too some television production expense.

         Sales and marketing expenses of $73,800 for the 1997 Quarter, decreased $161,200 from that reported for the 1996 Quarter. A large portion of the expense for the 1997 Quarter can be attributed to efforts expended on continued sales calls, many of which were developed at the National Hardware Show, as well as calls on national home improvement retailers. A portion of the decrease is due to the reclassification of expenses associated with the NutraFeed operations as General and Administrative Expenses.

         Sales and marketing expenses of $137,100 for the 1997 FYTD, decreased $443,150 from that reported for 1996 FYTD. A significant portion of the expenses for the 1997 FYTD may be attributed to efforts expended on continued sales calls, many of which were developed at the National Hardware Show, as well as calls on national home improvement retailers. A portion of the decrease is due to the reclassification of expenses associated with the NutraFeed operations as General and Administrative Expenses.

         General and administrative expense of $481,300 for the 1997 Quarter, increased $21,800 from that reported for the 1996 Quarter. General and administrative expense of $2,259,000 for the 1997 FYTD, increased $981,150 from that reported for the 1996 FYTD. During December 1996, the Company's Board of Directors elected to modify the existing stock grant program by immediately vesting all of the remaining unvested stock grants. The stock grants, which were granted to the employees of the Company in February 1996, were originally scheduled to vest in May 1997 and May 1998. As a result of this action, the Company recognized charges against earnings of $800,000 for the 1997 FYTD. A portion of the increase is attributable to the reclassification of NutraFeed expenses discussed above. Excluding the impact of the employee stock grant charge and the NutraFeed expense reclassification, General and Administrative Expense declined $30,000 for the 1997 FYTD.

LIQUIDITY AND CAPITAL RESOURCES

         Subsequent to December 31, 1996, the Company sold, in a private placement 750,000 shares of the Company's common stock for approximately $655,900. The shares, which were issued pursuant to Regulation S of the Securities Act of 1933, were sold to overseas investors.

         Additionally, the Company privately placed 400,000 shares of common stock of NutraFeed, Inc., a subsidiary of the Company.

         The Company currently is exploring other fund raising alternatives, including the sales of additional shares of NutraFeed, Inc. securities. The success of these efforts is critical to the continued operations of the Company. If the Company is successful in these efforts, the Company believes it will be able to adequately meet its anticipated short-term requirements for working capital, sales and marketing expenditures and capital expenditures. However, if the Company is unsuccessful in implementing its business plan or in raising additional capital, the Company could, in the worst case, be forced to cease operations.

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

           27    Financial Data Schedule*

            *    filed Herewith

b.       Reports on Form 8-K

         1. On March 25, 1997, the Company filed a Form-8K which reported the sale of 750,000 shares of the Company's common stock for approximately $655,900. The shares, which were issued pursuant to Regulation S of the Securities Act of 1933, were sold to overseas investors.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ORGANIC SOLUTIONS, INC.
                                  (Registrant)




Date: May   19, 1997              /s/ TONY HALES
                                  ---------------------------
                                      Tony Hales,
                                      Chairman of the Board


                                  /s/ JOSEPH R. TRAINOR
                                  ---------------------------
                                      Joseph R. Trainor,
                                      President

                                EXHIBIT INDEX


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

  27                Financial Data Schedule*

   *  Filed herewith